Form 10-K/A
period 2003-12-31
M&I DEALER AUTO SECURITIZATION LLC
filed 2004-03-29
CIK 1163138

-------------------------
                                                     OMB APPROVAL
                                                     -------------------------
                                                     OMB Number: 3235-0063
                                                     -------------------------
                                                     Expires: July 31, 2006
                                                     -------------------------
                                                     Estimated average burden
                                                     hours per response: 1,196
                                                     -------------------------

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

                                         or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to___________________

333-107220-01
(Commission File Number)

                           M&I AUTO LOAN TRUST 2003-1,
                                     Issuer
                       M&I DEALER AUTO SECURITIZATION, LLC,
                              Registrant and Seller
              (Exact name of registrant as specified in its charter)

                                     Delaware
             (State or Other Jurisdiction of Incorporation of the Issuer)


                  (Registrant's I.R.S. Employer Identification No.)

                             770 N. Water Street NW5
                            Milwaukee, Wisconsin 53202
                                 (414) 765-7801
            (Address and Telephone Number of Principal Executive Offices)

                                        None
            (Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [_]  No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [_]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference.  None.

                                   PART I
Item 1.  Business

This Annual Report on Form 10-K/A (the "Report") is filed with respect to M&I Auto Loan Trust 2003-1 (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of October 31, 2003 (the "Trust Agreement"), between M&I Dealer Auto Securitization, LLC, the registrant (referred to herein as the "Company") and Deutsche Bank Trust Company Delaware, as owner trustee (the "Owner Trustee"). The Trust issued $850,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the "Notes") pursuant to an Indenture, dated as of November 13, 2003 (the "Indenture"), between the Trust and BNY Midwest Trust Co., as indenture trustee (the "Indenture Trustee") and M&I Marshall & Ilsley Bank, as servicer ("the Servicer"), and operating pursuant to an Amended and Restated Trust Agreement, dated as of November 13, 2003 (the "Amended and Restated Trust Agreement") between the Company, the Owner Trustee and M&I Marshall & Ilsley Bank, as administrator (the "Administrator").

Item 2.  Properties

See Item 15.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a) At December 31, 2003 there were fewer than 300 holders of record of each class of Notes.

(b)  Not applicable.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Not Applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title          Name and Address       Amount and Nature of    Percent of Class
               of Beneficial Owner    Beneficial Ownership
-----          -------------------    --------------------    ----------------
Certificates   M&I Dealer Auto        Directly owns 100% of   100%
               Securitization, LLC    the Certificates of
                                      the Trust

Item 13. Certain Relationships and Related Transactions

(a) (1)  Not Applicable.

    (2)	 Not applicable.

    (3)  None.

    (4)  None.

Item 14. Principal Accounting Fees and Services

Not applicable.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K]

(a) (1)  None

    (2)  None

    (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2003:

         Date of Report            Items Reported
         --------------            --------------
         December 23, 2003         Items 5 and 7, Monthly Servicer's Report*

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d) Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004                       M&I AUTO LOAN TRUST 2003-1
                                           (Co-Registrant)


                                           By:  M&I Dealer Auto
                                                Securitization, LLC

                                           By:  /s/ Donald H. Wilson
                                                ------------------------------
                                                Name:  Donald H. Wilson
                                                Title: President

*Incorporated herein by reference.

                                 EXHIBIT INDEX

Exhibit 3.1: Limited Liability Company Agreement of the Company (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-107220)).*

Exhibit 3.2: Amended and Restated Limited Liability Company Agreement of the Company dated as of November 29, 2001 (Filed as part of the Company's Current Report on Form 8-K dated October 16, 2002).*

Exhibit 4.1: Amended and Restated Trust Agreement dated November 13, 2003 between the Company, the Owner Trustee and the Administrator (Filed as part of the Company's Current Report on Form 8-K dated November 26, 2003).*

Exhibit 4.2: Indenture dated November 13, 2003 between the Trust, the Indenture Trustee and the Servicer (Filed as part of the Company's Current Report on Form 8-K dated November 26, 2003).*

Exhibit 10.1: Purchase Agreement dated November 13, 2003 among Bank One, National Association (as agent on behalf of PREFCO), M&I Northwoods III LLC ("Northwoods") and M&I Marshall & Ilsley Bank, as sellers, and the Company, as purchaser (Filed as part of the Company's Current Report on Form 8-K dated November 26, 2003).*

Exhibit 10.2: Sale and Servicing Agreement dated November 13, 2003 among the Company, the Servicer and the Indenture Trustee (Filed as part of the Company's Current Report on Form 8-K dated November 26, 2003).*

Exhibit 10.3: Administration Agreement dated November 13, 2003 among the Trust, the Administrator and the Indenture Trustee (Filed as part of the Company's Current Report on Form 8-K dated November 26, 2003).*

Exhibit 31:  Certification of Officer of Depositor/Registrant.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer.

Exhibit 99.2: Annual Report of Independent Public Accountants.

Exhibit 99.3: Management's Assertion Concerning Compliance with Minimum Servicing Standards.

-----------------------------------

* Incorporated by reference.